Form 10QSB
period 2007-11-30
TenantWIZ Software Corp.
filed 2008-01-08
CIK 1417299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

TENANTWIZ SOFTWARE CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0830987
(State or Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17022 Calahan Street

Northridge, CA 91325

(Address of principal executive offices)

(775) 882-3072

(Issuer’s Telephone Number and Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 30, 2007, there were 10,000,000 shares issued and outstanding.

Transitional Small Business Disclosure Form (Check one):

Yes

[  ]

No

[X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TenantWIZ Software Corp

(A Development Stage Company)

Financial Statements (Unaudited)

For the three months ended November 30, 2007, and for the

period from May 21, 2007 (Inception) to November 30, 2007

TenantWIZ Software Corp

(A Development Stage Company)

Index to Financial Statements (Unaudited)

For the three months ended November 30, 2007, and for the

period from May 21, 2007 (Inception) to November 30, 2007

  Page(s)

Balance Sheet as of November 30, 2007 (Unaudited)

3

Statements of Operations (Unaudited) for the three month period ended November 30, 2007;

and cumulative for the period from May 21, 2007 (Inception) to November 30, 2007

4

Statements of Cash Flows (Unaudited) for the three month period ended November 30, 2007;

and cumulative for the period from May 21, 2007 (Inception) to November 30, 2007

5

Notes to the Financial Statements (Unaudited)                                                                                             6-7

TenantWIZ Software Corp.

(A Development Stage Company)

Balance Sheet (Unaudited)

As of November 30, 2007

ASSETS

Current assets:

Cash and cash equivalents

$

56

Prepaid expenses

400

Total current assets

456

Total assets

$

 456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable

$

6,909

Total current liabilities

6,909

Stockholders’ Deficit

Common stock, par value $.001, 100,000,000 shares

authorized, 10,000,000 shares issued and outstanding

10,000

Deficit accumulated during the development stage

(16,453)

Total stockholders’ deficit

(6,453)

Total liabilities and stockholders’ deficit

$

456

See accompanying notes to the financial statements.

TenantWIZ Software Corp.

(A Development Stage Company)

Statements of Operations (Unaudited)

For the period

  For the three

 from May 21,

month period ended      2007 (Inception) to

 November 30, 2007

November 30, 2007

Revenues:

$

-

$

-

Operating expenses:

Selling, general and administrative

14,328

16,453

Operating loss before income taxes

(14,328)

(16,453)

Income tax expense (benefit)

-

-

Net loss available to common shareholders

$

(14,328)

$

(16,453)

Basic and diluted loss per common share

$                    (.00)

$                      (.00)

Weighted average shares outstanding

 10,000,000

10,000,000

See accompanying notes to the financial statements.

TenantWIZ Software Corp

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

  For the period

    For the three

       from May 21,

month period ended

   2007 (Inception) to

November 30, 2007

  November 30, 2007

Cash flows from operating activities:

Net loss

$

(14,328)

$

(16,453)

Adjustments to reconcile net loss to

net cash used in operating activities

Prepaid expenses

(400)

(400)

Accounts payable

6,909

6,909

Net cash used in operating activities

(7,819)

(9,944)

Cash flows from investing activities:

Net cash provided by investing activities

-

-

Cash flows from financing activities:

Issuance of common stock for cash

5,250

10,000

Net cash provided by financing activities

5,250

10,000

Net increase in cash and cash equivalents

(2,569)

56

Cash at beginning of period

2,625

-

Cash at end of period

$

56

$

56

Cash paid for interest

$

-

$

-

Cash paid for income taxes

$

-

$

-

See accompanying notes to the financial statements.

TenantWIZ Software Corp

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

For the three months ended November 30, 2007, and for the

period from May 21, 2007 (Inception) to November 30, 2007

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form SB-2/A filed on December 10, 2007.  Operating results for the period from May 21, 2007 (Inception) to November 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2008.

2.  ORGANIZATION

TenantWIZ Software Corp (the “Company”) was incorporated on May 21, 2007, in the State of Nevada, U.S.A.  Its principal offices are based in Los Angeles, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company is a development stage company that engages primarily in the development of intelligent Web-based software solutions.  Utilizing its Internet software, the Company provides a vacation rental software suite that allows individuals with little to no experience of complex programming languages or Website design knowledge to build, market and maintain a professional vacation rental website.  To date, the Company’s activities have been limited to its formation, minimal operations and the raising of equity capital.

3.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

4.  MATERIAL TRANSACTIONS

During the three month period ended November 30, 2007, the Company received $5,250 in subscription receivables, representing the total subscription receivable balance at August 31, 2007.

TenantWIZ Software Corp

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

For the three months ended November 30, 2007, and for the

period from May 21, 2007 (Inception) to November 30, 2007

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of November 30, 2007, the Company has a negative working capital balance of $6,453 and an accumulated deficit of $16,453.  The Company intends to fund operations through equity financing arrangements, including personal capital contributions, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and its ability to implement its business plan and ultimately, recognize revenues.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and to contribute personal capital as necessary.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Plan of Operation

We are a development stage corporation organized to enter into the vacation rental software services industry.  We have not yet generated any revenues from business operations.

Our auditors have issued a going concern opinion on our August 31, 2007, audited financial statements.  This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses.  This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our services to customers.  Accordingly, if we are not able to begin generating income from operations, in order to continue implementing our business plan and conducting active business operations, we will be forced to seek alternate forms of financing.

From inception to November 30, 2007, the Company's business operations have primarily been focused on developing our business model and marketing strategy.  The Company has been conducting industry market research and an analysis of our competitors.  Our initial research has focused on identifying the best value for our initial marketing campaign in terms of client demographics and the current economic environment.

The Company anticipates finalizing its initial advertising plan within the next ninety (90) to one hundred eighty (180) days. The Company has budgeted approximately $5,000 to spend on developing its initial advertising strategy.

When the Company has determined the best location for our initial sales office, we will engage the services of a sales agent to begin implementing our marketing plan in that area. Such initial activities will include building a list of potential clients and client servicing needs. The Company will search for suitable office space in the preferred locale based on the results of its demographic research.  To offset expenses incurred during this period, the Company may look at securing a shared space in an office with another non-competing business.  Upon finding the appropriate location, the Company will enter into a lease or sub-lease agreement.  We believe that we will have secured our initial office location within the next one hundred twenty (120) to one hundred eighty (180) days.  The Company anticipates expending approximately $5,000 in its efforts to secure office space.

The Company will purchase a computer system and other office equipment and supplies for our initial sales office. The Company estimates that these equipment expenditures for the office will be approximately $9,500.  The Company will also design and have printed all of the necessary forms and agreements used in its operations, at an estimated cost of $3,000.

Because we do not currently have sufficient cash to complete our current business plan, we will be required to obtain financing through a sale of equity, the issuance of debt, or both.  Failure to obtain sufficient financing will require us to curtail our business plan and delay the launch of our products.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements with any party.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, TenantWIZ carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of TenantWIZ Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that TenantWIZ’s disclosure controls and procedures were effective.

TenantWIZ also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

There were no significant changes in TenantWIZ’s internal controls or in other factors that could significantly affect these controls from May 21, 2007 (Inception) to November 30, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

No events occurred during the period covered by this report which would have been required to be reported on Form 8-K which were not previously reported.

Item 6.  Exhibits

The following documents are attached hereto:

Exhibit No.

Document

31

Rule 13a-41(a)/14d-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENANTWIZ SOFTWARE CORP.

January 4, 2007

/s/ Robert Kanaat

DATE

ROBERT KANAAT, PRESIDENT

10