Form 10QSB
period 2008-02-29
TenantWIZ Software Corp.
filed 2008-04-15
CIK 1417299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 29, 2008, there were 10,000,000 shares issued and outstanding.

Transitional Small Business Disclosure Form (Check one):

Yes

[  ]

No

[X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TenantWIZ Software Corp.

(A Development Stage Company)

Financial Statements (Unaudited)

For the three and six months ended February 29, 2008,

and the period from May 21, 2007 (Inception) to February 29, 2008

TenantWIZ Software Corp.

(A Development Stage Company)

Index to Financial Statements (Unaudited)

For the three and six months ended February 29, 2008,

and the period from May 21, 2007 (Inception) to February 29, 2008

  Page(s)

Balance Sheet as of February 29, 2008 (Unaudited)

3

Statements of Operations (Unaudited) for the three and six months ended February 29, 2008;

    and cumulative for the period from May 21, 2007 (Inception) to February 29, 2008

4

Statements of Cash Flows (Unaudited) for the six months ended February 29, 2008;

and cumulative for the period from May 21, 2007 (Inception) to February 29, 2008

5

Notes to the Financial Statements (Unaudited)

6-7

TenantWIZ Software Corp.

(A Development Stage Company)

Balance Sheet (Unaudited)

As of February 29, 2008

ASSETS

Current assets:

Cash and cash equivalents

$

56

Prepaid expenses

162

Total current assets

218

Total assets

$

 218

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable

$

180

Total current liabilities

180

Stockholders’ Deficit

Common stock, par value $.001, 100,000,000 shares

authorized, 10,000,000 shares issued and outstanding

10,000

Additional paid-in capital

18,407

Deficit accumulated during the development stage

(28,369)

Total stockholders’ deficit

38

Total liabilities and stockholders’ deficit

$

218

See accompanying notes to the financial statements.

TenantWIZ Software Corp.

(A Development Stage Company)

Statements of Operations (Unaudited)

For the period

For the six

For the three

from May 21,

months ended

months ended

2007 (Inception) to

February 29, 2008

February 29, 2008

February 29, 2008

Revenues:

$

-

$

-

$

-

Operating expenses:

     Selling, general and administrative

26,244

11,916

28,369

Operating loss before income taxes

(26,244)

(11,916)

(28,369)

Income tax expense (benefit)

-

-

-

Net loss available to common stockholders

$

(26,244)

$

(11,916)

$

(28,369)

Basic and diluted loss per common share

$                    (.00)

$                    (.00)

Weighted average shares outstanding

 10,000,000

10,000,000

See accompanying notes to the financial statements.

TenantWIZ Software Corp.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

  For the period

       For the six

       from May 21,

months ended

2007 (Inception) to

February 29, 2008

  February 29, 2008

Cash flows from operating activities:

Net loss

$

(26,244)

$

(28,369)

Adjustments to reconcile net loss to

net cash used in operating activities

Prepaid expenses

(162)

(162)

Accounts payable

180

180

Net cash used in operating activities

(26,226)

(28,351)

Cash flows from investing activities:

Net cash provided by investing activities

-

-

Cash flows from financing activities:

Shareholder contributions

18,407

18,407

Issuance of common stock for cash

5,250

10,000

Net cash provided by financing activities

23,657

28,407

Net increase in cash and cash equivalents

(2,569)

56

Cash at beginning of period

2,625

-

Cash at end of period

$

56

$

56

Cash paid for interest

$

-

$

-

Cash paid for income taxes

$

-

$

-

See accompanying notes to the financial statements.

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

For the three and six months ended February 29, 2008,

and the period of May 21, 2007 (Inception) to February 29, 2008

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form SB-2/A filed on December 10, 2007.  Operating results for the period from May 21, 2007 (Inception) to February 29, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2008.

2.  ORGANIZATION

TenantWIZ Software Corp. (the “Company”) was incorporated on May 21, 2007, in the State of Nevada, U.S.A.  Its principal offices are based in Los Angeles, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

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

4.  MATERIAL TRANSACTIONS

During the six month period ended February 29, 2008, the Company’s President personally funded $18,407 of the Company’s operating expenses.  This amount has been recorded in selling, general and administrative expenses for the six month period ended February 29, 2008, and in contributed capital as of February 29, 2008.

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

For the three and six months ended February 29, 2008,

and the period of May 21, 2007 (Inception) to February 29, 2008

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of February 29, 2008, the Company has a positive working capital balance of $38 and an accumulated deficit of $28,369.  The Company intends to fund operations through equity financing arrangements, including personal capital contributions, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

From inception to February 29, 2008, the Company's business operations have primarily been focused on developing our business model and marketing strategy.  The Company has been conducting industry market research and an analysis of our competitors.  Our initial research has focused on identifying the best value for our initial marketing campaign in terms of client demographics and the current economic environment.

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

There were no significant changes in TenantWIZ’s internal controls or in other factors that could significantly affect these controls from May 21, 2007 (Inception) to February 29, 2008. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The following documents are attached hereto:

Exhibit No.

Document

31

Rule 13a-41(a)/14d-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENANTWIZ SOFTWARE CORP.

April 15, 2008

/s/ Robert Kanaat

DATE

ROBERT KANAAT, PRESIDENT

11