Form 10QSB
period 2008-05-31
TenantWIZ Software Corp.
filed 2008-07-14
CIK 1417299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

TENANTWIZ SOFTWARE CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0830987
(State or Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 S. Hill St., #J-4

Los Angeles, CA 90014

(Address of principal executive offices)

(866) 993-6879

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 31, 2008, there were 50,050,000 shares issued and outstanding.

Transitional Small Business Disclosure Form (Check one):

Yes

[  ]

No

[X]

PART I – FINANCIAL INFORMATION

TenantWIZ Software Corp.

(A Development Stage Company)

Consolidated Financial Statements (Unaudited)

For the nine month periods ended May 31, 2008 and 2007,

and for the three month periods ended May 31, 2008 and 2007,

and cumulative for the period from May 21, 2007 (Inception) to May 31, 2008

TenantWIZ Software Corp.

(A Development Stage Company)

Index to Consolidated Financial Statements (Unaudited)

For the nine month periods ended May 31, 2008 and 2007,

and for the three month periods ended May 31, 2008 and 2007,

and cumulative for the period from May 21, 2007 (Inception) to May 31, 2008

  Page(s)

Consolidated Balance Sheet as of May 31, 2008 (Unaudited)

3

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the

nine month period ended May 31, 2008 and 2007; and for the three month period ended

May 31, 2008 and 2007;and cumulative for the period  from May 21, 2007 (Inception)

to May 31, 2008

                            4

Consolidated Statements of Cash Flows (Unaudited) for the nine month period ended

May 31, 2008 and 2007; and for the three months period ended May 31, 2007 and 2008;

and cumulative for the period  from May 21, 2007 (Inception) to May 31, 2008

            5

Notes to the Consolidated Financial Statements (Unaudited)                                                                             6-7

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Balance Sheet (unaudited)
As of May 31, 2008

ASSETS

Current assets
Cash	$116,851
Prepaid expenses	4,688
Total current assets	121,539

Property and Equipment
Computers	11,580
Furniture & fixtures	5,526
Office equipment	8,504
Accumulated depreciation	(727)
Property and equipment, net	24,883

Total assets	$146,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$989
Total current liabilities	989

Shareholders' Equity
Common stock, par value $.0002, 100,000,000 shares
authorized, 50,050,000 shares issued and outstanding	10,010
Contributed capital	264,997
Accumulated other comprehensive income	238
Deficit accumulated during the development stage	(129,812)
Total shareholders' equity	145,433

Total liabilities and shareholders' equity	$146,422

See accompanying notes to the financial statements

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
					For the period May 21, 2007 (inception) to May 31, 2008

	For the nine months ended		For the three months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Revenues
Sales Revenue	$398	$-	$398	$-	$398
Total revenue	398	-	398	-	398

Operating Expenses
Advertising	34,077	-	33,166	-	34,251
Meals & entertainment	22,553	-	22,432	-	22,553
Professional fees	37,349	-	11,914	-	37,880
Other general & administrative	33,305	-	33,528	-	34,725
Total operating expenses	127,284	-	101,040	-	129,409

Operating loss	(126,886)	-	(100,642)	-	(129,011)

Other income (expense)
Interest income	60	-	60	-	60
Loss on foreign currency transactions	(861)	-	(861)	-	(861)
Total other income (expense)	(801)	-	(801)	-	(801)

Net loss applicable to common shareholders	$(127,687)	$-	$(101,443)	$-	$(129,812)
Other comprehensive loss:
Foreign currency translation adjustment	238	-	324	-	238

Total comprehensive loss	$(127,449)	$-	$(101,119)	$-	$(129,574)

Basic and diluted loss per common share	$(0.003)	$-	$(0.002)	$-

Weighted average shares outstanding	50,008,796	-	50,026,196	-

See accompanying notes to the financial statements

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)
					For the period May 21, 2007 (inception) to May 31, 2008
	For the nine months ended		For the three months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Cash flows from operating activities
Net loss	$(127,687)	$-	$(101,443)	$-	$(129,812)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	721	-	718	-	727
Changes in operating assets and liabilities:
Prepaid expenses	(4,659)	-	(4,477)	-	(4,688)
Accounts payable	982	-	(2,602)	-	989
Net cash used in operating activities	(130,643)	-	(107,804)	-	(132,784)

Cash flows from investing activities
Purchase of equipment	(25,427)	-	(25,300)	-	(25,610)
Net cash acquired in acquisition	150,000	-	150,000	-	150,000
Net cash provided by investing activities	124,573	-	124,700	-	124,390

Cash flows from financing activities
Shareholder contributions	15,007	-	-	-	15,007
Proceeds from sale of stock	105,250	-	100,000	-	110,000
Net cash provided by financing activities	120,257	-	100,000	-	125,007

Effect of exchange rate on cash	39	-	(101)	-	238
Increase in cash	114,226	-	116,795	-	116,851
Cash at beginning of period	2,625	-	56	-	-
Cash at end of period	$116,851	$-	$116,851	$-	$116,851
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-	$-
Schedule of Non-Cash Investing and Financing Activities:
Issuance of shares for acquisition of subsidiary	$150,000	$-	$150,000	$-	$150,000
See accompanying notes to the financial statements

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form SB-2/A filed on December 10, 2007.  Operating results for the period from May 21, 2007 (Inception) to May 31, 2008, are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2008.

2.  ORGANIZATION

TenantWIZ Software Corp. (the “Company”) was incorporated on May 21, 2007, in the State of Nevada, U.S.A.  Its principal offices are based in Los Angeles, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company is a development stage company that engages primarily in the development of intelligent Web-based software solutions.  Utilizing its Internet software, the Company provides a vacation rental software suite that allows individuals with little to no experience of complex programming languages or Website design knowledge to build, market, and maintain a professional vacation rental website.  To date, the Company’s activities have been limited to its formation, minimal operations and the raising of equity capital.

On April 1, 2008, the Company established and acquired a wholly owned subsidiary, TenantWIZ Software, Inc. (the Subsidiary), in British Columbia, Canada. The Company has established the subsidiary to engage in operations in Canada as it perceives there to be a significant market there. Offices have been established in Vancouver, British Columbia to engage in operations. The Company purchased 100% of the shares outstanding of the Subsidiary by issuing 30,000 shares of its common stock valued at $5 per share to the Company’s president, who also owned all shares outstanding in the Subsidiary prior to the acquisition. Prior to the acquisition, the Subsidiary had no operations other than the sale of stock to Company president Robert Kanaat.

3.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of TenantWIZ Software Corp. for the period of inception through May 31, 2008 consolidated with the financial statements of TenantWIZ Software, Inc. for the period of establishment through May 31, 2008.  All intercompany transactions and balances have been eliminated in the consolidation.

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

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

FOREIGN CURRENCY TRANSLATION

The Company’s subsidiary’s functional currency is the Canadian dollar (CAD), while the Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

i)    Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

ii)   Equity at historical rates.

iii)  Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

4.  RELATED PARTY TRANSACTIONS

During the nine month period ended May 31, 2008, the Company’s President personally funded $15,007 of the Company’s operating expenses.  This amount has been recorded in selling, general and administrative expenses for the nine month period ended May 31, 2008, and in contributed capital as of May 31, 2008.

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2008, the Company has a positive working capital balance of $120,550 and an accumulated deficit of $129,812.  The Company intends to fund operations through equity financing arrangements, including personal capital contributions, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

6. SHAREHOLDERS’ EQUITY

During the quarter, the Company issued 30,000 shares of common stock at $5 per share in acquisition of its subsidiary (see Note 2), and 20,000 shares of common stock at $5 per share for $100,000 cash in a private placement.

On March 24, 2008, the Board of Directors authorized a 5:1 forward split on its common stock, thereby decreasing the par value to $.0002 per share. All shares issued prior to the split have been retroactively restated to include the effects of the split, resulting in 50,050,000 shares of common stock outstanding at May 31, 2008.

Item 2.  Plan of Operation

We are a development stage corporation organized to enter into the vacation rental software services industry.  We have generated minimal revenues from business operations.

Our auditors have issued a going concern opinion on our August 31, 2007 audited financial statements.  This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses.  This is because we had not generated any revenues and no significant revenues are anticipated until we begin marketing our services to customers.  Accordingly, if we are not able to begin generating income from operations, in order to continue implementing our business plan and conducting active business operations, we will be forced to seek alternate forms of financing.

From inception to May 31, 2008, the Company's business operations have primarily been focused on developing our business model and marketing strategy.  The Company has been conducting industry market research and an analysis of our competitors.  Our initial research has focused on identifying the best value for our initial marketing campaign in terms of client demographics and the current economic environment.

During the three months ended May 31, 2008, the Company established a wholly owned Canadian subsidiary, TenantWIZ Software, Inc. (the Subsidiary) in order to carry out its business plan. The Subsidiary has secured office space in Vancouver, British Columbia, has purchased office equipment and commenced advertising activities as necessary. The Company intends to conduct the majority of its operations through the Subsidiary as the sole Officer of the Company perceives there to be a significant market for its product.

As described in note 2 to the financial statements, the Company has established the subsidiary to engage in operations in Canada as it perceives there to be a significant market there. Offices have been established in Vancouver, British Columbia to engage in operations. The Company purchased 100% of the shares outstanding of the Subsidiary by issuing 30,000 shares of its common stock valued at $5 per share to the Company’s president, who also owned all shares outstanding in the Subsidiary prior to the acquisition. Prior to the acquisition, the Subsidiary had no operations other than the sale of stock to Company president Robert Kanaat.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements with any party.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, TenantWIZ carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of TenantWIZ’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that TenantWIZ’s disclosure controls and procedures were effective.

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

There were no significant changes in TenantWIZ’s internal controls or in other factors that could significantly affect these controls from May 21, 2007 (Inception) to May 31, 2008. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The following documents are attached hereto:

Exhibit No.

Document

31

Rule 13a-41(a)/14d-14(a) Certifications

32

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENANTWIZ SOFTWARE CORP.

July 14, 2008

/s/ Robert Kanaat

DATE

ROBERT KANAAT, PRESIDENT