Form 10-K
period 2008-08-31
TenantWIZ Software Corp.
filed 2008-12-17
CIK 1417299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2008.

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-147106

TenantWIZ Software Corp.
(Exact name of Registrant as specified in its charter)

Nevada	26-0830987
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

650 S. Hill St., #J-4, Los Angeles, CA 90014
(Address of principal executive offices)

Registrant’s telephone number, including area code: (866) 993-6879

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes  [X]  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes

[  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ X] Yes

[ ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. There is currently no public market for the Company’s common stock.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of December 15, 2008, the Registrant had 50,050,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Part I

3

Item 1.  Business

3

Item 1a.  Risk Factors

5

Item 1b.  Unresolved Staff Comments

5

Item 2.  Properties

5

Item 3.  Legal Proceedings

5

Item 4.  Submission Of Matters To A Vote Of Securities Holders

5

Part Ii

5

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities  5

Item 6.  Selected Financial Data

8

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations  8

Item 8.  Financial Statements And Supplementary Data.

9

Item 9 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure  8

Item 9at –Controls And Procedures

8

Item 9b. Other Information

9

Part Iii

9

Item 10. Directors, Executive Officers, And Corporate Governance.

9

Item 11.  Executive Compensation

11

Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters  11

Item 13 – Certain Relationships And Related Transactions, Director Independence

12

Item 14 – Principal Accountant Fees And Services

12

PART IV

13

Item 15 – Exhibits, Financial Statement Schedules

13

Signatures

14

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.  BUSINESS

General

TenantWIZ Software Corp. is a development stage company and was incorporated on May 21, 2007, to enter into the vacation rental management services industry.  Our Company provides vacation rental products and services targeted to our key demographic market which is comprised of individuals or groups who rent out their own houses, condos, and apartments for usage as a vacation property.  Our target consumers are higher-income travelers and those that own a second or third residence.

On April 1, 2008, the Company established and acquired its wholly-owned Subsidiary, which set up its offices in British Columbia, Canada. The Company has established the Subsidiary to engage in operations in Canada, as it perceives there to be a significant market there. The Company purchased 100% of the shares outstanding of the Subsidiary by issuing 30,000 shares of its common stock valued at $5 per share to the Company’s President, who also owned all shares outstanding in the Subsidiary prior to the acquisition. Prior to the acquisition, the Subsidiary had no operations other than the sale of stock to the Company’s President.

Services

TenantWIZ intends to provide a simple and efficient way for individuals or groups to manage and advertise their own vacation rental properties. The Company intends to provide services under two specific proprietary brands: one (TenantWIZ) for “upscale,” customized individual vacation properties; and another for popular-priced vacation packages (TenantWIZMALL).

Marketing

Our primary marketing strategy will be to purchase advertisements on well established holiday/vacation Internet Web sites and in vacation and travel magazines. Our target audience is individuals in the mid-to upper-income bracket.

Company Software and Website

TenantWIZ Vacation Rental Software is a flexible short-term Web-based software system. As a Web-based application, the original software was designed to manage one or many vacation rental units for vacation rental owners and vacation rental agencies alike. Over time, we intend to develop the TenantWIZ software application to grow into a system that can not only manage vacation rental units for owners and rental agencies, but also a system that can manage boutique hotels, condominiums, bed & breakfasts, motels, and other multi-unit complexes. In addition, the TenantWIZ software system, with the anticipated introduction of version 4.0 in early 2009, named, TenantWIZMALL, can act as a vacation rental listing application allowing third parties to create vacation rental listing sites.   The Company’s business plan calls for us to launch a Website featuring an on-line version of its software.

Competitive Advantages

Many competitors face significant barriers to accessing our target market as few of them offer similar software services in one convenient platform such as TenantWIZ.  Bringing our enhanced modules on-line in early 2009, which are currently in the BETA testing phase, such as fractional ownership applications, will allow customers to manage any fractionally owned property using our advanced scheduling system.  Other modules in development include a car rental module, a yacht chartering module, jet chartering module, and others specifically designed for these niche industries.

With the introduction of TenantWIZMALL, a potential comprehensive listing of properties, cars, yachts, and other unit-based and owned property managed through the TenantWIZ software system, our platform will have the potential to become a leader in the Web-based rental management industry, with the possibility of cross-marketing opportunities and partnerships.

We intend to compete by being friendly and approachable, having a quick set-up process, flexible terms, and lower pricing.

Company History

On May 21, 2007, Robert Kanaat, our sole officer and director, founded the Company to enter into the vacation rental software industry.

Employees and Employment Agreements

At present, we have no employees other than our sole officer and director, who has received no compensation. There are no employment agreements in existence. We presently do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans. However, we may adopt such plans in the future.

Rather than hire employees to perform website development and maintenance, during the initial implementation of our marketing strategy, the Company intends to hire independent consultants to further develop its website. We plan on hiring initial sales staff to service our customers on a commission basis and do not anticipate paying fixed salaries to any employees hired in the foreseeable future.

Reports to Security Holders

TenantWIZ will voluntarily make available an annual report including audited financials on Form 10-K to security holders. We file all necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding TenantWIZ and filed with the SEC at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real estate or other properties.  Our office is located at 650 South Hill Street, #J-4, Los Angeles, CA 90014.  Our telephone number is 866-993-6879.  Our subsidiary also leases an office in Vancouver, British Columbia, Canada.  Our email address is investments@tenantwiz.com.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock currently trades under the symbol TWZS.  The shares began trading on the Over-the-Counter Bulletin Board (OTCBB) on March 24, 2008.  Following is a table showing the high and low asking price for each of the quarters since trading began.

Quarter Ending

High

Low

March 24, 2008 to
March 31, 2008

0.10

0.10

June 30, 2008

6.25

0.10

September 30, 2008

6.24

6.24

On May 21, 2007, a total of 10,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.  Under Rule 144, the shares can be sold, in a broker assisted transaction, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.  Under Rule 144, a stockholder can sell up to 1% of total outstanding shares every three months in brokers’ transactions.  The shares owned by our sole officer and director were acquired on May 21, 2007.  We issued a total of 10,000,000 shares at $0.0002 for a total consideration of $2,000.

Holders

As of December 1, 2008, we have 50,050,000 Shares of $0.001 par value common stock issued and outstanding held by thirty-three (33) stockholders of record.

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, (727) 289-0010.

Dividends

There are no restrictions in TenantWIZ’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	TenantWIZ would not be able to pay its debts as they become due in the usual course of business;
Or
2.

TenantWIZ’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended August 31, 2008	From Inception (May 21, 2007) to August 31, 2007	From Inception (May 21, 2007) to August 31, 2008

Total operating expenses	$263,158	$2,125	$265,283
Total revenue	1,441	-	1,441
Total comprehensive loss	(264,403)	(2,125)	(266,538)
Cash raised by financing activities	132,776	4,750	137,526
Cash used in operating activities	(253,427)	(2,125)	(255,552)
Cash and cash equivalents on hand	1,783	2,625	1,783
Net loss per common share: basic and diluted	(0.01)	(0.00)	-
Weighted average number of common shares outstanding:
Basic and diluted	50,019,153	10,000,000
#Property and equipment, net	27,130	-
Stockholders’ equity	8,479	2,625

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have generated $1,441 in revenues since inception and have incurred $265,283 in expenses through August 31, 2008.

The following table provides selected financial data about our company for the year ended August 31, 2008 and the period ended August 31, 2007, respectively.

                 Balance Sheet Data:

8/31/08

8/31/07

                 Cash

$    1,783

$    2,625

                 Total assets

$  32,738

$    2,625

                 Total liabilities

$  24,259

$       -

                 Stockholders' equity

$  8,479

$    2,625

Plan of Operation

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project," and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation organized to enter into the vacation rental software services industry.  We have not yet generated significant revenues from business operations.

Our auditors have issued a going concern opinion.  This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses.  This is because we have not generated significant revenues and no revenues are anticipated until we begin marketing our services to customers.  Accordingly, if we are not able to begin generating income from operations, in order to continue implementing our business plan and conducting active business operations, we will be forced to seek alternate forms of financing.

From inception to August 31, 2008, the Company's business operations have primarily been focused on developing our business model and marketing strategy.  The Company has been conducting industry market research and an analysis of our competitors.  Our initial research has focused on identifying the best value for our initial marketing campaign in terms of client demographics and the current economic environment.

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

The Company has purchased a computer system and other office equipment and supplies for our initial sales offices, with a cost of approximately $29,000.  The Company will also design and have printed all of the necessary forms and agreements used in its operations, at an estimated cost of $3,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements with any party.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TenantWIZ Software Corp.

(A Development Stage Company)

Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative for the Period from May 21, 2007 (Inception) to August 31, 2008

TenantWIZ Software Corp.

(A Development Stage Company)

Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative for the Period from May 21, 2007 (Inception) to August 31, 2008

5296 South Commerce Drive, Suite 300

Salt Lake City, Utah 84107-5370

Telephone (801) 281-4700

Facsimile (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

TenantWIZ Software Corp.

We have audited the accompanying consolidated balance sheets of TenantWIZ Software Corp. (the Company) as of August 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended August 31, 2008, the period from May 21, 2007 (inception) to August 31, 2007, and the period from May 21, 2007 (inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended August 31, 2008, the period of May 21, 2007 (inception) to August 31, 2007, and the period of May 21, 2007 (inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has incurred losses since inception, and has generated minimal revenues from its planned principal operations. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

December 16, 2008

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,
	2008	2007

ASSETS

Current assets
Cash	$1,783	$2,625
Prepaid expenses (Note 8)	3,825	-
Total current assets	5,608	2,625

Property and Equipment (Note 7)
Computers	15,781	-
Furniture and fixtures	5,151	-
Office equipment	8,474	-
Accumulated depreciation	(2,276)	-
Property and equipment, net	27,130	-

Total assets	$32,738	$2,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks drawn in excess of bank balances	$931	$-
Accounts payable	12,368	-
Stockholder loan (Note 4)	10,960	-
Total current liabilities	24,259	-

Stockholders' Equity (Note 6)
Common stock, par value $.001, 100,000,000 shares
authorized, 50,050,000 and 50,000,000 shares issued
and outstanding at August 31, 2008 and 2007, resp.	50,050	50,000
Additional paid-in capital	224,957	(40,000)
Subscriptions receivable	-	(5,250)
Accumulated other comprehensive income	328	-
Deficit accumulated during the development stage	(266,856)	(2,125)
Total stockholders' equity	8,479	2,625

Total liabilities and stockholders' equity	$32,738	$2,625

See accompanying notes to the financial statements

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss
	Year ended August 31, 2008	May 21, 2007 (inception) to August 31, 2007	May 21, 2007 (inception) to August 31, 2008
Revenues
Sales revenue	$1,441	$-	$1,441
Total revenue	1,441	-	1,441

Operating Expenses
Advertising	67,705	-	67,705
Professional fees	48,500	-	48,500
Travel expenses	38,761	-	38,761
Rental expenses	33,729	-	33,729
Meals & entertainment	32,349	-	32,349
Depreciation	2,393	-	2,393
Other general & administrative	39,721	2,125	41,846
Total operating expenses	263,158	2,125	265,283

Operating loss	(261,717)	(2,125)	(263,842)

Other income (expense)
Interest income	60	-	60
Interest expense	(214)	-	(214)
Loss on foreign currency transactions	(2,860)	-	(2,860)
Total other income (expense)	(3,014)	-	(3,014)

Net loss applicable to common stockholders	$(264,731)	$(2,125)	$(266,856)

Other comprehensive loss:
Foreign currency translation adjustment	328	-	328

Total comprehensive loss	$(264,403)	$(2,125)	$(266,528)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	50,019,153	10,000,000

See accompanying notes to the financial statements

TenantWIZ Software Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from May 21, 2007 (Inception) to August 31, 2008

						Deficit Accumulated During the Development Stage
					Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Subscriptions Receivable
	Shares	Amount
Balance, May 21, 2007 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	50,000,000	50,000	(40,000)	(5,250)	-	-	4,750
Net loss for the period of May 21, 2007 (inception) to August 21, 2007)	-	-	-	-	-	(2,125)	(2,125)
Balance, August 31, 2007	50,000,000	50,000	(40,000)	(5,250)	-	(2,125)	2,625

Common stock issued for cash, May 3, 2008	20,000	20	99,980	-	-	-	100,000
Common stock issued for purchase of subsidiary, April 1, 2008	30,000	30	149,970	-	-	-	150,000
Collection of subscriptions receivable	-	-	-	5,250	-	-	5,250
Capital contributions from company director	-	-	15,007	-	-	-	15,007
Foreign currency translation adjustment	-	-	-	-	328	-	328
Net loss for the year ended August 31, 2008	-	-	-	-	-	(264,731)	(264,731)
Balance, August 31, 2008	50,050,000	$50,050	$224,957	$-	$328	$(266,856)	$8,479

See accompanying notes to the financial statements

TenantWIZ Software Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
			May 21, 2007 (inception) to August 31, 2008
	Year ended August 31, 2008	May 21, 2007 (inception) to August 31 2007

Cash flows from operating activities
Net loss	$(264,731)	$(2,125)	$(266,856)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,393	-	2,393

Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,041)	-	(4,041)
Increase in accounts payable	12,952	-	12,952
Net cash used in operating activities	(253,427)	(2,125)	(255,552)

Cash flows from investing activities
Purchase of equipment	(30,776)	-	(30,776)
Net cash acquired in acquisition	150,000	-	150,000
Net provided by investing activities	119,224	-	119,224

Cash flows from financing activities
Proceeds from bank overdraft	931		931
Proceeds from stockholder loan	11,588		11,588
Stockholder contributions	15,007	-	15,007
Proceeds from sale of stock	105,250	4,750	110,000
Net cash provided by financing activities	132,776	4,750	137,526

Effect of exchange rate on cash	585	-	585

Increase (decrease) in cash	(842)	2,625	1,783
Cash at beginning of period	2,625	-	-
Cash at end of period	$1,783	$2,625	$1,783

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of shares for acquisition of subsidiary	$150,000	$-	$150,000

See accompanying notes to the financial statements

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative from May 21, 2007 (Inception) to August 31, 2008

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements include the financial statements of TenantWIZ Software Corp. (the Parent) for the period of inception on May 21, 2007 through August 31, 2008 consolidated with the financial statements of TenantWIZ Software, Inc., its wholly-owned subsidiary (the Subsidiary), for the period of establishment on April 1, 2008 through August 31, 2008.  All intercompany transactions and balances have been eliminated in the consolidation.  The Parent and Subsidiary are collectively referred to as “the Company.”

2.  ORGANIZATION

The Company was incorporated on May 21, 2007, in the State of Nevada, U.S.A.  Its principal offices are based in Los Angeles, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company is a development stage company that engages primarily in the development of intelligent web-based software solutions.  Utilizing its Internet software, the Company provides a vacation rental software suite that allows individuals with little to no experience of complex programming languages or website design knowledge to build, market, and maintain a professional vacation rental website.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

On April 1, 2008, the Company established and acquired the Subsidiary, which set up its offices in British Columbia, Canada. The Company has established the Subsidiary to engage in operations in Canada, as it perceives there to be a significant market there. The Company purchased 100% of the shares outstanding of the Subsidiary by issuing 30,000 shares of its common stock valued at $5 per share to the Company’s President, who also owned all shares outstanding in the Subsidiary prior to the acquisition. Prior to the acquisition, the Subsidiary had no operations other than the sale of stock to the Company’s President.

3.  SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of August 31, 2007 or 2008.

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative from May 21, 2007 (Inception) to August 31, 2008

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from May 21, 2007 (date of inception) through August 31, 2008 of $266,856 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $93,400 were offset by a valuation allowance, which increased by approximately $92,700 and $700 during the periods ended August 31, 2008 and 2007, respectively.

Share Based Expenses

The Company follows SFAS No. 123R “Share Based Payment.” This Statement is a revision to SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This Statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This Statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the Company and expenses share-based costs in the period incurred.

Foreign Currency Translation

The Company’s Subsidiary’s functional currency is the Canadian dollar (CAD), while the Company’s reporting currency is the U.S. dollar (USD).  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

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

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative from May 21, 2007 (Inception) to August 31, 2008

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue is generated from two sources: account set-up fees and customer monthly subscriptions. When customers first generate an account, they are charged a one time set-up fee then a recurring monthly fee as a subscription to the service. Because customers subscribe to the web-based software service on a monthly basis, there are no long-term commitments or other contracts. However, the Company believes that because customers benefit from continued use, retention and thus continued revenue from a single customer is very likely.

The TenantWIZ service includes the following:

1. Dedicated Personal Website – Customers receive their own dedicated personal Website on their own domains. The Company also offers free customization services for design and additional program functionality.

2. Unlimited Software Upgrades - The Company is continuously working on improving the TenantWIZ software system by adding new features, improving usability, and testing the system. The TenantWIZ vacation rental software system is automatically upgraded periodically as upgrades become available.

3. Software Support & Assistance - The Company provides customers with the online rental software system assistance and trouble-shooting at no additional cost.

4. Marketing Tools - The TenantWIZ service is soon to include an all new vacation rental listing service at tenantwizmall.com. Customers will experience the ability to post free listings on the TenantWIZ Mall Website for a limited time.

Revenue is recognized when (1) the evidence of the agreement exists, (2) services have been rendered, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. The set-up fee is recognized almost immediately, since the Company's obligation to establish the customer’s account occurs in less than 24 hours and the fee is paid at the time of set-up. Monthly subscription fees are recognized over the course of the month, and any deferred revenue is included in current liabilities.  The Company has generated revenues from its TenantWIZ service of $1,441 since inception, and there was no deferred revenue at August 31, 2008,

Recently Issued Accounting Pronouncements

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.”

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative from May 21, 2007 (Inception) to August 31, 2008

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as SFAS No. 133, but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative from May 21, 2007 (Inception) to August 31, 2008

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

4.  RELATED PARTY TRANSACTIONS

During the year ended August 31, 2008, the Company’s President personally funded $15,007 of the Company’s operating expenses.  This amount has been recorded as contributed capital as of August 31, 2008, and in selling, general and administrative expenses for the year then ended.

During the year ended August 31, 2008, the Company’s President advanced the Company $11,667 CAD at zero interest to fund operations (translated to USD $10,960 as of the balance sheet date). The loan is due on demand and as such is included in current liabilities as of August 31, 2008. Imputed interest has been considered but is determined to be immaterial to the financial statements as a whole and has not been included herein.

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2008, the Company has a negative working capital balance of $18,651 and an accumulated deficit of $266,856.  The Company intends to fund operations through equity financing arrangements, including personal capital contributions, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and its ability to implement its business plan and ultimately, recognize revenues.

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2008,

the Period from May 21, 2007 (Inception) to August 31, 2007, and

Cumulative from May 21, 2007 (Inception) to August 31, 2008

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS (CONTINUED)

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

6. STOCKHOLDERS’ EQUITY

During the year ended August 31, 2008, the Company issued 30,000 shares of common stock at $5 per share in acquisition of its Subsidiary (see Note 2), and 20,000 shares of common stock at $5 per share for $100,000 cash in a private placement.

On March 24, 2008, the Board of Directors authorized a 5:1 forward split on its common stock. All shares issued prior to the split have been retroactively restated to include the effects of the split, resulting in 50,050,000 shares of common stock outstanding at August 31, 2008.

7. PROPERTY AND EQUIPMENT

During the year ended August 31, 2008, the Company acquired computers, furniture and fixtures, and office equipment, which is depreciated using the straight-line method over useful lives ranging from three to five years.  Property and equipment at August 31, 2008 is summarized as follows:

	Useful		Accumulated	Carrying
Property and equipment:	Life (yrs)	Cost	Depreciation	Value
Computers	5	$ 15,781	$ 1,048	$ 14,733
Furniture and fixtures	3	5,151	669	4,482
Office equipment	3 - 5	8,474	559	7,915
Total		$ 29,406	$ 2,276	$ 27,130

Depreciation for the year ended August 31, 2008 totaled $2,393 after the effects of foreign currency translation.

8. COMMITMENTS AND CONTINGENCIES

In April 2008, the Subsidiary entered into a lease agreement to rent office space requiring monthly payments of $1,774 CAD until the lease expires in April 2009. A two-month security deposit of $3,521 USD was paid and included in prepaid expenses.  Rent expense for the period of the lease’s inception through August 31, 2008 totaled $7,929 USD.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.  Not applicable.

Item 9AT –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidated subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2008 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were effective as of August 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors serve until their successors are elected and qualified.  Our Board of Directors (the “Board”) elects our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office.  The Board has no nominating or compensation committee at this time.  Our current Audit Committee consists of our sole officer and director.

The name, address, age, and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Robert Kanaat 17022 Calahan Street Northridge, CA 91325	30	President, CEO, Secretary, Treasurer, Director

Mr. Kanaat has held his position as sole officer and director since inception and is expected to hold his office at least until the next annual meeting of our stockholders.

Background

ROBERT KANAAT, PRESIDENT, CEO, DIRECTOR, SECRETARY/TREASURER

Mr. Kanaat earned a Bachelor of Arts degree in Political Science (2000) from New York University's College of Arts and Sciences.  Mr. Kanaat began his entrepreneurial activities in 2001 when he founded iSculptors, Inc., a firm specializing in interactive Web design services, developing feature-rich websites and web applications with Active Server Pages (ASP), Macromedia Flash, Databases, and other Web-based technologies.  In 2004, Mr. Kanaat was the co-founder and CEO of Elemental Software, Inc., a Los Angeles-based Internet technology company which developed proprietary Web-based Shopping Cart software which was marketed within North America.  Mr. Kanaat created all of the product and service offerings and assisted in recruiting talented personnel at important stages in the development of the business.  Since May 2007, Mr. Kanaat has been the founder and President of TenantWIZ Software Corp. which is the proprietary developer of a web-based Vacation Rental software system, Tenantwiz.com.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated Audit Committee and an “Audit Committee financial expert”. Audit Committee functions are performed by our Board of Directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engagement by the audit committee.

The Board of Directors does not have an Audit Committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation

Summary Compensation

We have made no provisions for paying cash or non-cash compensation to our officers and directors.  No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The following table sets forth the compensation paid by us from inception on May 21, 2007, through August 31, 2008.  The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers up to August 31, 2008.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Incentive Plan Compensation (US$)	Deferred Compensation (US$)	All Other Compensation (US$)	Total (US$)
Robert Kanaat, Director, CEO, President, Secretary, Treasurer	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We did not pay any salaries in 2007 or 2008.  We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Employment Agreements

At this time, we have not entered into any employment agreements with our officers and directors.  If there is sufficient cash flow available from our future operations, we may in the future enter into employment agreements with our officers and directors, or future key staff members.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this annual report, the total number of shares of our common stock owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common	Robert Kanaat (2)	10,000,000	19.98%
Common	Officers and Directors as a Group – (2)	10,000,000	19.98%

Based on 50,050,000 shares of common stock issued and outstanding as of August 31, 2008.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Mr. Kanaat indirectly owns his shares through E-Resolve, Inc., a private corporation.  Mr. Kanaat is the sole officer/director of that corporation and has sole investment and voting power of the shares owned by it.

Item 13 – Certain Relationships and Related Transactions, Director Independence

On May 21, 2007, the Company issued 10,000,000 shares of common stock at $0.0002 per share to Mr. Robert Kanaat, our sole officer and director, for total consideration of $2,000.  Also on May 21, 2007, we issued a total of 40,000,000 for cash consideration of $8,000, or $0.0002 per share, to 32 individual accredited investors.  These securities were sold, without being registered under the Act, in reliance upon the exemption contained in Section 4(2) thereof and Rule 504 promulgated thereunder.

During the year ended August 31, 2008, Mr. Kanaat personally funded $15,007 of the Company’s operating expenses.  This amount has been recorded as contributed capital as of August 31, 2008, and in selling, general and administrative expenses for the year then ended.

During the year ended August 31, 2008, Mr. Kanaat advanced the Company $11,667 CAD at zero interest to fund operations (translated to USD $10,960 as of the balance sheet date). The loan is due on demand and as such is included in current liabilities as of August 31, 2008. Imputed interest has been considered but is determined to be immaterial to the financial statements as a whole and has not been included therein.

Item 14 – Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Registrant's annual financial statements and the review of financial statements included in the Registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2008:

$8,000

2007:

$5,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$0

2007:

$0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008:

$ 0

Nature of Services: None (see note below)

2007:

$ 0

Nature of Services: None (see note below)

Preparation of the Company’s corporate tax return for the fiscal year ended August 31, 2008 and 2007 is currently underway.

All Other Fees:

2008:

$ 0

2007:

$ 0

 (5)   Our Audit Committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

14

Code of Ethics

31.1

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

Filed with the Securities and Exchange Commission on November 2, 2007 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-147106 which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2008

TenantWIZ Software Corp.

By:

_________________________________

Robert Kanaat, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included.

December 15, 2008

By:

_______________________________

Robert Kanaat, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors