Form 10-Q
period 2008-11-30
TenantWIZ Software Corp.
filed 2009-01-20
CIK 1417299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

TENANTWIZ SOFTWARE CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-0830987
(State or Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 S. Hill St., #J-4

Los Angeles, CA 90014

(Address of principal executive offices)

(866) 993-6879

(Registrant’s Telephone Number and Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

[X]

No

[  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of January 16, 2009, there were 50,050,000 shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of TenantWIZ Software Corp. (a Nevada corporation) (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended August 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 16, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended November 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending August 31, 2009.

TenantWIZ Software Corp.

(A Development Stage Company)

Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007,

and for the Period of May 21, 2007 (inception) to November 30, 2008

TenantWIZ Software Corp.

(A Development Stage Company)

Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007,

and for the Period of May 21, 2007 (inception) to November 30, 2008

Page(s)
Consolidated balance sheets	1

Consolidated statements of operations and comprehensive income (loss)	2

Consolidated statements of cash flows	3

Notes to consolidated financial statements (unaudited)	4 -9

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	November 30, 2008	August 31, 2008

	(Unaudited)
ASSETS

Current assets
Cash	$1,415	$1,783
Prepaid expenses	5,597	3,825
Total current assets	7,012	5,608

Property and Equipment (note 7)
Computers	14,326	15,781
Furniture & fixtures	4,421	5,151
Office equipment	7,274	8,474
Accumulated depreciation	(3,453)	(2,276)
Property and equipment, net	22,568	27,130

Total assets	$29,580	$32,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks drawn in excess of bank balances	$921	$931
Accounts payable	12,509	12,368
Stockholder loan (note 4)	-	10,960
Deferred revenue	3,506	-
Total current liabilities	16,936	24,259

Stockholders' Equity (note 6)
Common stock, par value $.001, 100,000,000 shares authorized, 50,050,000 shares issued and outstanding	50,050	50,050
Additional paid-in capital	224,957	224,957
Accumulated other comprehensive income (loss)	(3,813)	328
Deficit accumulated during the development stage	(258,550)	(266,856)
Total stockholders' equity	12,644	8,479

Total liabilities and stockholders' equity	$29,580	$32,738

See accompanying notes to the financial statements

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Income (Loss)
(Unaudited)
			For the period May 21, 2007 (inception) to November 30, 2008

	Three months ended November 30,
	2008	2007
Revenues
Sales revenue	$16,800	$-	$18,241
Total revenue	16,800	-	18,241

Operating Expenses
Advertising	-	-	67,705
Professional fees	1,691	-	50,191
Travel expenses	-	-	38,761
Rental expenses	4,625	-	38,354
Meals and entertainment	-	-	32,349
Depreciation	1,557	-	3,950
Other general & administrative	2,093	14,328	43,939
Total operating expenses	9,966	14,328	275,249

Operating income (loss)	6,834	(14,328)	(257,008)

Other income (expense)
Interest income	-	-	60
Interest expense	(308)	-	(522)
Gain on foreign currency transactions	1,780	-	(1,080)
Total other income (expense)	1,472	-	(1,542)

Net income (loss) applicable to common stockholders	$8,306	$(14,328)	$(258,550)

Other comprehensive loss:
Foreign currency translation adjustment	(4,141)	-	(3,813)

Total comprehensive income (loss)	$4,165	$(14,328)	$(262,363)

Basic and diluted loss per common share	$0.00	$(0.00)

Weighted average shares outstanding	50,050,000	10,000,000

See accompanying notes to the financial statements

TenantWIZ Software Corp.
(A Development Stage Company)
Consolidated Statements of Cash flows (unaudited)
			May 21, 2007 (inception) to November 30, 2008

	Three months ended November 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$8,306	$(14,328)	$(258,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	1,557	-	3,950
Changes in operating assets and liabilities:
Prepaid expenses	(2,356)	(400)	(6,397)
Deferred revenue	3,506		3,506
Accounts payable	1,578	6,909	14,530
Net cash provided by (used in) operating activities	12,591	(7,819)	(242,961)

Cash flows from investing activities
Purchase of equipment	-	-	(30,776)
Net cash acquired in acquisition	-	-	150,000
Net cash provided by investing activities	-	-	119,224

Cash flows from financing activities
Repayments of bank overdraft	(10)	-	921
Proceeds from stockholder loan	-	-	11,588
Repayments of stockholder loan	(10,139)	-	(10,139)
Stockholder contributions	-	-	15,007
Proceeds from sale of stock	-	5,250	110,000
Net cash (used in) provided by financing activities	(10,149)	5,250	127,377

Effect of exchange rate on cash	(2,810)	-	(2,225)

Increase (decrease) in cash	(368)	(2,569)	1,415
Cash at beginning of period	1,783	2,625	-
Cash at end of period	$1,415	$56	$1,415

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	$-	$-
Schedule of Non-Cash Investing and Financing Activities:
Issuance of shares for acquisition of subsidiary	$-	$-	$150,000

See accompanying notes to the financial statements

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements include the financial statements of TenantWIZ Software Corp. (the Parent) for the period of inception on May 21, 2007 through November 30, 2008 consolidated with the financial statements of TenantWIZ Software, Inc., its wholly-owned subsidiary (the Subsidiary), for the period of establishment on April 1, 2008 through November 30, 2008.  All intercompany transactions and balances have been eliminated in the consolidation.  The Parent and Subsidiary are collectively referred to as “the Company.”

2.  ORGANIZATION

TenantWIZ Software Corp. (the “Company”) was incorporated on May 21, 2007, in the State of Nevada, U.S.A.  Its principal offices are based in Los Angeles, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company engages primarily in the development of intelligent web-based software solutions.  Utilizing its internet software, the Company provides a vacation rental software suite that allows individuals with little to no experience of complex programming languages or website design knowledge to build, market, and maintain a professional vacation rental website. The Company is considered a development stage in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has not generated significant revenues from its planned business operations, and its activities since inception have been limited to primarily its formation, marketing, and raising of equity capital.

On April 1, 2008, the Company established and acquired the Subsidiary, which has set up its offices in British Columbia, Canada. The Company has established the Subsidiary to engage in operations in Canada, as it perceives there to be a significant market there. The Company purchased 100% of the shares outstanding of the Subsidiary by issuing 30,000 shares of its common stock valued at $5 per share to the Company’s President, who also owned all shares outstanding in the Subsidiary prior to the acquisition. Prior to the acquisition, the Subsidiary had no operations other than the sale of stock to the Company’s President.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of November 30, or August 31, 2008.

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from May 21, 2007 (date of inception) through November 30, 2008 of $258,550 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $91,000 were offset by a valuation allowance, which decreased by $4,000 during the quarter ended November 30, 2008 and increased by $5,000 during the quarter ended November 30, 2007.

Share Based Expenses

The Company follows Financial Accounting Standards Board (“FASB”) SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

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

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue is generated from three different sources: account set-up fees, customer monthly subscriptions, and design customizations. When customers first generate an account, they are charged a one-time set-up fee then a recurring monthly fee as a subscription to the TenantWIZ service. There are no long-term commitments or contracts involved, but the company maintains a high client retention rate since the software & database constitutes the client’s entire business operations.  The Company believes that because customers benefit from continued use and on-going system upgrades, that retention and thus continued revenue from a single customer is very likely to continue.

The TenantWIZ service includes the following:

1.

Dedicated Personal Website - Customers receive their own dedicated personal Website on their own domain. The Company also offers customization services for design and additional program functionality.

2.

Unlimited Software Upgrades - The Company is continuously working on improving the TenantWIZ software system by adding new features, improving usability, and testing the system. The TenantWIZ vacation rental software system is automatically upgraded periodically as upgrades become available. The Company is working on a major language module upgrade to include Italian, Spanish, Dutch, German and French which should increase its customer base significantly.

3.

Software Support & Assistance - The Company provides customers with the online rental software system assistance and trouble-shooting at no additional cost.

4.

Marketing Tools - The TenantWIZ service is soon to include an all new vacation rental listing service at tenantwizmall.com which will fuse vacation rental listings in a social environment where owners can network with one another as well as procure rental leads. TenantWIZ Customers will experience the ability to post free listings on the TenantWIZ Mall Website for a limited time. Non-TenantWIZ customers will have to pay for this service, providing an added benefit to becoming a TenantWIZ customer.

Revenue is recognized when (1) the evidence of the agreement exists, (2) services have been rendered, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. The set-up fee is recognized almost immediately, since the Company's obligation to establish the customer's account occurs in less than 24 hours and the fee is paid at the time of set-up. Monthly subscription and website customization fees are recognized over the course of the service month, and any deferred revenue is included in current liabilities.  The Company generated revenues from its TenantWIZ service of $16,800 USD during the three months ended November 30, 2008 and had deferred revenue of $3,506 USD at November 30, 2008.

Recently Issued Accounting Pronouncements

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.”

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This pronouncement has no effect on the Company’s financial reporting at this time.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on the Company’s financial reporting at this time.

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

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007

4.  RELATED PARTY TRANSACTIONS

During the year ended August 31, 2008, the Company’s President personally funded $15,007 of the Company’s operating expenses.  This amount has been included in contributed capital as of November 30, 2008.

During the year ended August 31, 2008, the Company’s President advanced the Company $11,588 at zero interest to fund operations. The loan had a balance of $10,960 at August 31, 2008 and was subsequently repaid in full during the three months ended November 30, 2008. Imputed interest has been considered, but is determined to be immaterial to the financial statements as a whole and has not been reflected herein.

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of November 30, 2008, the Company has a negative working capital balance of $9,924 and an accumulated deficit of $258,550. The Company intends to fund operations through equity financing arrangements, including personal capital contributions, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon, among other things, obtaining additional financing to continue operations, and its ability to implement its business plan and ultimately, recognize significant revenues.

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

6. STOCKHOLDERS’ EQUITY

Upon inception, the Company issued 10,000,000 common shares at $.001 per share for $10,000 cash.  During the year ended August 31, 2008, the Company issued 30,000 shares of common stock at $5 per share in acquisition of its subsidiary (see Note 2), and 20,000 shares of common stock at $5 per share for $100,000 cash in a private placement.

On March 24, 2008, the Board of Directors authorized a 5:1 forward split on its common stock. All shares issued prior to the split have been retroactively restated to include the effects of the split, resulting in 50,050,000 shares of common stock outstanding at November 30, 2008 and August 31, 2008.

7. PROPERTY AND EQUIPMENT

During the year ended August 31, 2008, the Company acquired computers, furniture and fixtures, and office equipment, which is depreciated using the straight-line method over useful lives ranging from three to five years.  Property and equipment at November 30, 2008 is summarized as follows:

TenantWIZ Software Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

For the Three Months Ended November 30, 2008 and 2007

7. PROPERTY AND EQUIPMENT (CONTINUED)

	Useful		Accumulated	Carrying
Property and equipment	Life (years)	Cost	Depreciation	Value
Computers	3	$14,326	$1,651	$12,675
Furniture and fixtures	3	4,421	942	3,479
Office equipment	3 – 5	7,274	860	6,414
Total		$26,021	$3,453	$22,568

Depreciation for the three months ended November 30, 2008 totaled $1,557 after the effects of foreign currency translation.

8. COMMITMENTS AND CONTINGENCIES

In April 2008, the Subsidiary entered into a lease agreement to rent office space requiring monthly payments of $1,774 CAD until the lease expires in April 2009. A two-month security deposit of $3,521 USD was paid and included in prepaid expenses.  Rent expense for the period of the lease’s inception through November 30, 2008 totaled $14,450 CAD (translated to $12,554 USD), of which $5,322 CAD (translated to $4,625 USD) was recognized during the three months ended November 30, 2008.

9. SUBSEQUENT EVENTS

On December 16, 2008, the Company entered into an agreement with 2checkout.com (2Checkout), which provides a referral fee revenue source for the Company. 2Checkout will begin providing merchant accounts at no added cost to TenantWIZ customers, providing another benefit to becoming a TenantWIZ customer. 2Checkout will also pay TenantWIZ a percentage of all revenues generated by TenantWIZ customers who utilize the 2Checkout merchant account to process their credit card transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation organized to enter into the vacation rental software services industry.  We have generated minimal revenues from business operations.

Our auditors have issued a going concern opinion on our August 31, 2008 audited financial statements.  This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses.  This is because we have not generated significant revenues.  Accordingly, if we are not able to continue generating income from operations, in order to continue implementing our business plan and conducting active business operations, we will be forced to seek alternate forms of financing.

From inception to November 30, 2008, the Company's business operations have primarily been focused on developing our business model and marketing strategy.  The Company has been conducting industry market research and an analysis of our competitors.  Our initial research has focused on identifying the best value for our initial marketing campaign in terms of client demographics and the current economic environment.

During the three months ended May 31, 2008, the Company established its wholly-owned Canadian subsidiary, TenantWIZ Software, Inc. (the Subsidiary), in order to carry out its business plan. The Subsidiary has secured office space in Vancouver, British Columbia, has purchased office equipment and commenced advertising activities as necessary. The Company intends to conduct the majority of its operations through the Subsidiary as the sole Officer of the Company perceives there to be a significant market for its product.

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

Results of Operations

As of November 30, 2008, we had $1,415 in cash on hand, compared to $1,783 as of August 31, 2008.  Assets at November 30, 2008 totalled $29,580, compared to $32,738 at August 31, 2008.

For the quarter ended November 30, 2008, we recognized revenues of $16,800, compared to no revenues for the same period in 2007.  The increase in revenues is a result of our commencement of planned principal business operations, from which we have not yet generated significant revenues to date and are therefore still considered a development stage company.  During the six months ended August 31, 2008, our President, Robert Kanaat, engaged in extensive promotion of our online rental property management software, both domestically and internationally.  His efforts were successful, in that we contracted with approximately twenty new customers during the quarter ended November 30, 2008, resulting in our first quarter of material revenues and a net income.  We anticipate exiting the development stage during 2009, and are optimistic that we will have approximately 1,000 customers by the end of our fiscal year August 31, 2009.

Operating expenses, consisting primarily of professional fees, rental expenses and general and administrative expenses, totalled $9,966 for the quarter ended November 30, 2008, compared to $14,328 for the quarter ended November, 2007.  This decrease is due primarily to the incurrence of substantial professional fees during the prior year related to our SB-2 Registration Statement filing in November 2007.  As we continue to expand our operations and generate increased revenues as noted above, we anticipate corresponding increases in operating expenses in future periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

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

There were no significant changes in TenantWIZ’s internal controls or in other factors that could significantly affect these controls from May 21, 2007 (Inception) to November 30, 2008. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 6.  Exhibits

The following documents are attached hereto:

Exhibit No.

Document

Rule 13a-41(a)/14d-14(a) Certifications

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENANTWIZ SOFTWARE CORP.

January 20, 2009

/s/ Robert Kanaat

DATE

ROBERT KANAAT, PRESIDENT