Form 10-K/A
period 2008-08-31
TenantWIZ Software Corp.
filed 2009-01-23
CIK 1417299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

[   ] Yes

[X]  No

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On December 17, 2008, TenantWIZ Software Corp. filed its annual report on Form 10-K for the period ended August 31, 2008.  The Company is filing this amended 10K/A solely for the purpose of correcting the disclosure on the cover pages identifying the Company as a shell company, as that term is defined in Rule 12b-2 of the Act.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  Additionally, this amended Form 10-K/A speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

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

January 22, 2009

TenantWIZ Software Corp.

By:

/s/ Robert Kanaat

Robert Kanaat, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included.

January 22, 2009

By:

/s/ Robert Kanaat

Robert Kanaat, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors